Form 10-K
period 2023-12-31
BMO 2022-C3 Mortgage Trust
filed 2024-03-29
CIK 1942599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(667) 786‑1992

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

4. The La Habra Marketplace mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The La Habra Marketplace mortgage loan and each of the related companion loan(s) were serviced pursuant to the BMO 2022-C3 PSA (as defined in Item 15 below) prior to October 5, 2023.  The La Habra Marketplace mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2023-C21 PSA (as defined in Item 15 below) on and after October 5, 2023.

5.  The Central States Industrial Portfolio mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Lakeshore Marketplace mortgage loan, which represented approximately 1.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Art Ovation Hotel mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2022-C3 PSA prior to November 20, 2022.  The Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2022-PF2 PSA (as defined in Item 15 below) on and after November 20, 2022.

6.  The Icon One Daytona mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Icon One Daytona mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2021-PF1 PSA (as defined in Item 15 below).

7.  The Bell Works mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Bell Works mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMARK 2022-B35 PSA (as defined in Item 15 below).

8.  The 111 River Street mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 111 River Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2022-C1 PSA (as defined in Item 15 below).

9.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Argentic Services Company LP, as special servicer for the 3455 Veterans Memorial Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan under the BBCMS 2022-C17 PSA, (ii) Bell Oak, LLC, as operating advisor for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA, and (iii) Wells Fargo Bank, National Association, as custodian and as trustee under the 3650R 2021-PF1 PSA pursuant to which the Icon One Daytona mortgage loan is serviced, are not included in this report on Form 10-K because each of Argentic Services Company LP, Bell Oak, LLC and Wells Fargo Bank, National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2022-C17 PSA, the CGCMT 2022-GC48 PSA, the BMARK 2022-B37 PSA, the BBCMS 2023-C21 PSA, the 3650R 2022-PF2 PSA, the BMARK 2022-B35 PSA and the BMO 2022-C1 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021 – PF1 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

10.  This report on Form 10-K does not include the servicer compliance statements of Argentic Services Company LP, as special servicer for the 3455 Veterans Memorial Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan under the BBCMS 2022-C17 PSA, because Argentic Services Company LP is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2022-C17 PSA, the CGCMT 2022-GC48 PSA, the BMARK 2022-B37 PSA, the BBCMS 2023-C21 PSA, the 3650R 2022-PF2 PSA, the BMARK 2022-B35 PSA and the BMO 2022-C1 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021 – PF1 PSA, because the certificate administrator under each such pooling and servicing agreement is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

11.  Effective as of May 10, 2023, Midland Loan Services, a Division of PNC Bank was terminated as the special servicer (other than with respect to the La Habra Marketplace whole loan) under the BMO 2022-C3 PSA and K-Star Asset Management LLC has been appointed to act as successor special servicer (other than with respect to the La Habra Marketplace whole loan) under the BMO 2022-C3 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 10, 2023 under Commission File No. 333-255934-03.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of October 1, 2022 (the “BMO 2022-C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 7, 2022, and filed by the registrant on October 7, 2022 under Commission File No. 333-255934-03, and is incorporated by reference herein). (see Explanatory Note 11)

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

(4.5) Pooling and Servicing Agreement, dated as of October 1, 2023 (“BBCMS 2023-C21 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated October 5, 2023, and filed by the registrant on October 12, 2023 under Commission File No. 333-255934-03, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of November 1, 2022 (“3650R 2022-PF2 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated November 30, 2022, and filed by the registrant on December 6, 2022 under Commission File No. 333-255934-03, and is incorporated by reference herein).  (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of November 1, 2021 (“3650R 2021-PF1 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated October 7, 2022, and filed by the registrant on October 7, 2022 under Commission File No. 333-255934-03, and is incorporated by reference herein). (See Explanatory Note 6)

(4.8) Pooling and Servicing Agreement, dated as of May 1, 2022 (“BMARK 2022-B35 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated October 7, 2022, and filed by the registrant on October 7, 2022 under Commission File No. 333-255934-03, and is incorporated by reference herein). (See Explanatory Note 7)

(4.9) Pooling and Servicing Agreement, dated as of February 1, 2022 (“BMO 2022-C1 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Situs Holdings, LLC, as a special servicer solely with respect to the 360 Rosemary loan combination, KeyBank National Association, as a special servicer solely with respect to the 111 River Street loan combination, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated October 7, 2022, and filed by the registrant on October 7, 2022 under Commission File No. 333-255934-03, and is incorporated by reference herein). (See Explanatory Note 8)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 10, 2023 (see Exhibit 33.1)

33.3  K-Star Asset Management LLC, as special servicer on and after May 10, 2023

33.4  Park Bridge Lender Services LLC, as operating advisor

33.5  Computershare Trust Company, National Association, as certificate administrator and trustee

33.6  Computershare Trust Company, National Association, as custodian

33.7   SCP Servicing, LLC, as primary servicer

33.8   KeyBank National Association, as primary servicer

33.9  KeyBank National Association, as master servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan are serviced. (see Exhibit 33.8)

33.10  KeyBank National Association, as special servicer for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.8)

33.11  Pentalpha Surveillance LLC, as operating advisor for the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan under the BBCMS 2022-C17 PSA.

33.12  Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.6)

33.13  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan are serviced.

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan is serviced. (see Exhibit 33.1)

33.15  Rialto Capital Advisors, LLC, as special servicer for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA.

33.16  Park Bridge Lender Services LLC, as operating advisor for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 33.4)

33.17  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 33.6)

33.18  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan is serviced. (see Exhibit 33.13)

33.19  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 33.1)

33.20  Rialto Capital Advisors, LLC, as special servicer for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 33.15)

33.21  Pentalpha Surveillance LLC, as operating advisor for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 33.11)

33.22  Computershare Trust Company, National Association, as custodian for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 33.6)

33.23  Computershare Trust Company, National Association, as trustee under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 33.5)

33.24  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced on and after October 5, 2023. (see Exhibit 33.1)

33.25  3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA on and after October 5, 2023.

33.26  BellOak, LLC, as operating advisor for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA on and after October 5, 2023. (omitted; see Explanatory Note 9)

33.27  Computershare Trust Company, National Association, as custodian for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA on and after October 5, 2023. (see Exhibit 33.6)

33.28  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced on and after October 5, 2023. (see Exhibit 33.5)

33.29  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 33.1)

33.30  3650 REIT Loan Servicing LLC, as special servicer for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.25)

33.31  Park Bridge Lender Services LLC, as operating advisor for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.4)

33.32  Computershare Trust Company, National Association, as custodian for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.6)

33.33  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 33.5)

33.34  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the Icon One Daytona mortgage loan is serviced. (see Exhibit 33.1)

33.35  3650 REIT Loan Servicing LLC, as special servicer for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.25)

33.36  Park Bridge Lender Services LLC, as operating advisor for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.4)

33.37  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 33.8)

33.38  KeyBank National Association, as special servicer for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.8)

33.39  Park Bridge Lender Services LLC, as operating advisor for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.4)

33.40  Computershare Trust Company, National Association, as custodian for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.6)

33.41  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 33.13)

33.42  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 33.8)

33.43  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.8)

33.44  Park Bridge Lender Services LLC, as operating advisor for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.4)

33.45  Computershare Trust Company, National Association, as custodian for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.6)

33.46  Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 33.13)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 10, 2023 (see Exhibit 34.1)

34.3  K-Star Asset Management LLC, as special servicer on and after May 10, 2023

34.4  Park Bridge Lender Services LLC, as operating advisor

34.5  Computershare Trust Company, National Association, as certificate administrator and trustee

34.6  Computershare Trust Company, National Association, as custodian

34.7   SCP Servicing, LLC, as primary servicer

34.8   KeyBank National Association, as primary servicer

34.9  KeyBank National Association, as master servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan are serviced. (see Exhibit 34.8)

34.10  KeyBank National Association, as special servicer for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.8)

34.11  Pentalpha Surveillance LLC, as operating advisor for the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan under the BBCMS 2022-C17 PSA.

34.12  Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.6)

34.13  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan and the A&R Hospitality Portfolio mortgage loan are serviced.

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan is serviced. (see Exhibit 34.1)

34.15  Rialto Capital Advisors, LLC, as special servicer for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA.

34.16  Park Bridge Lender Services LLC, as operating advisor for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 34.4)

34.17  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 34.6)

34.18  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan is serviced. (see Exhibit 34.13)

34.19  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 34.1)

34.20  Rialto Capital Advisors, LLC, as special servicer for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 34.15)

34.21  Pentalpha Surveillance LLC, as operating advisor for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 34.11)

34.22  Computershare Trust Company, National Association, as custodian for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 34.6)

34.23  Computershare Trust Company, National Association, as trustee under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 34.5)

34.24  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced on and after October 5, 2023. (see Exhibit 34.1)

34.25  3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA on and after October 5, 2023.

34.26  BellOak, LLC, as operating advisor for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA on and after October 5, 2023. (omitted; see Explanatory Note 9)

34.27  Computershare Trust Company, National Association, as custodian for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA on and after October 5, 2023. (see Exhibit 34.6)

34.28  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced on and after October 5, 2023. (see Exhibit 34.5)

34.29  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 34.1)

34.30  3650 REIT Loan Servicing LLC, as special servicer for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.25)

34.31  Park Bridge Lender Services LLC, as operating advisor for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.4)

34.32  Computershare Trust Company, National Association, as custodian for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.6)

34.33  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 34.5)

34.34  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the Icon One Daytona mortgage loan is serviced. (see Exhibit 34.1)

34.35  3650 REIT Loan Servicing LLC, as special servicer for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.25)

34.36  Park Bridge Lender Services LLC, as operating advisor for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.4)

34.37  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 34.8)

34.38  KeyBank National Association, as special servicer for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.8)

34.39  Park Bridge Lender Services LLC, as operating advisor for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.4)

34.40  Computershare Trust Company, National Association, as custodian for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.6)

34.41  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 34.13)

34.42  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 34.8)

34.43  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.8)

34.44  Park Bridge Lender Services LLC, as operating advisor for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.4)

34.45  Computershare Trust Company, National Association, as custodian for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.6)

34.46  Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 34.13)

35 Servicer compliance statement. (See Explanatory Note 10)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 10, 2023 (see Exhibit 35.1)

35.3  K-Star Asset Management LLC, as special servicer on and after May 10, 2023

35.4  Computershare Trust Company, National Association, as certificate administrator

35.5   SCP Servicing, LLC, as primary servicer

35.6   KeyBank National Association, as primary servicer

35.7  KeyBank National Association, as master servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan, the 3455 Veterans Hwy mortgage loan, and the A&R Hospitality Portfolio mortgage loan are serviced. (see Exhibit 35.6)

35.8  KeyBank National Association, as special servicer for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 35.6)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan is serviced. (see Exhibit 35.1)

35.10  Rialto Capital Advisors, LLC, as special servicer for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA.

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 35.1)

35.12  Rialto Capital Advisors, LLC, as special servicer for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 35.10)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced on and after October 5, 2023. (see Exhibit 35.1)

35.14  3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA on and after October 5, 2023.

35.15  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan, and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 35.1)

35.16  3650 REIT Loan Servicing LLC, as special servicer for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan, and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 35.14)

35.17  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the Icon One Daytona mortgage loan is serviced. (see Exhibit 35.1)

35.18  3650 REIT Loan Servicing LLC, as special servicer for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 35.14)

35.19  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 35.6)

35.20  KeyBank National Association, as special servicer for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 35.6)

35.21  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 35.6)

35.22  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 35.6)

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

Date: March 29, 2024