Form 10-K
period 2024-12-31
BMO 2022-C3 Mortgage Trust
filed 2025-03-31
CIK 1942599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

3.  The 469 7th Avenue mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Wells Fargo Center Tampa mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan and each of the related companion loans are serviced pursuant to the BMARK 2022-B37 PSA (as defined in Item 15 below).

4. The La Habra Marketplace mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The La Habra Marketplace mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2023-C21 PSA (as defined in Item 15 below).

5.  The Central States Industrial Portfolio mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Lakeshore Marketplace mortgage loan, which represented approximately 1.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Art Ovation Hotel mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2022-PF2 PSA (as defined in Item 15 below).

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

33.2  K-Star Asset Management LLC, as special servicer

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

33.15  Park Bridge Lender Services LLC, as operating advisor for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 33.3)

33.16  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 33.5)

33.17  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan is serviced. (see Exhibit 33.12)

33.18  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 33.1)

33.19  Rialto Capital Advisors, LLC, as special servicer for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 33.14)

33.20  Pentalpha Surveillance LLC, as operating advisor for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 33.10)

33.21  Computershare Trust Company, National Association, as custodian for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 33.5)

33.22  Computershare Trust Company, National Association, as trustee under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 33.4)

33.23  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 33.1)

33.24  3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA.

33.25  BellOak, LLC, as operating advisor for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (omitted; see Explanatory Note 9)

33.26  Computershare Trust Company, National Association, as custodian for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 33.5)

33.27  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 33.4)

33.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 33.1)

33.29  3650 REIT Loan Servicing LLC, as special servicer for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.24)

33.30  Park Bridge Lender Services LLC, as operating advisor for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.3)

33.31  Computershare Trust Company, National Association, as custodian for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.32  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 33.4)

33.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the Icon One Daytona mortgage loan is serviced. (see Exhibit 33.1)

33.34  3650 REIT Loan Servicing LLC, as special servicer for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.24)

33.35  Park Bridge Lender Services LLC, as operating advisor for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.3)

33.36  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 33.7)

33.37  KeyBank National Association, as special servicer for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.7)

33.38  Park Bridge Lender Services LLC, as operating advisor for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.3)

33.39  Computershare Trust Company, National Association, as custodian for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.5)

33.40  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 33.12)

33.41  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 33.7)

33.42  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.7)

33.43  Park Bridge Lender Services LLC, as operating advisor for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.3)

33.44  Computershare Trust Company, National Association, as custodian for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.5)

33.45  Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 33.12)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  K-Star Asset Management LLC, as special servicer

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

34.15  Park Bridge Lender Services LLC, as operating advisor for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 34.3)

34.16  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 34.5)

34.17  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan is serviced. (see Exhibit 34.12)

34.18  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 34.1)

34.19  Rialto Capital Advisors, LLC, as special servicer for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 34.14)

34.20  Pentalpha Surveillance LLC, as operating advisor for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 34.10)

34.21  Computershare Trust Company, National Association, as custodian for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 34.5)

34.22  Computershare Trust Company, National Association, as trustee under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 34.4)

34.23  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 34.1)

34.24  3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA.

34.25  BellOak, LLC, as operating advisor for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (omitted; see Explanatory Note 9)

34.26  Computershare Trust Company, National Association, as custodian for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 34.5)

34.27  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 34.4)

34.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 34.1)

34.29  3650 REIT Loan Servicing LLC, as special servicer for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.24)

34.30  Park Bridge Lender Services LLC, as operating advisor for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.3)

34.31  Computershare Trust Company, National Association, as custodian for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.32  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 34.4)

34.33  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the Icon One Daytona mortgage loan is serviced. (see Exhibit 34.1)

34.34  3650 REIT Loan Servicing LLC, as special servicer for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.24)

34.35  Park Bridge Lender Services LLC, as operating advisor for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.3)

34.36  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 34.7)

34.37  KeyBank National Association, as special servicer for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.7)

34.38  Park Bridge Lender Services LLC, as operating advisor for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.3)

34.39  Computershare Trust Company, National Association, as custodian for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.5)

34.40  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 34.12)

34.41  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 34.7)

34.42  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.7)

34.43  Park Bridge Lender Services LLC, as operating advisor for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.3)

34.44  Computershare Trust Company, National Association, as custodian for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.5)

34.45  Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 34.12)

35 Servicer compliance statement. (See Explanatory Note 10)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  K-Star Asset Management LLC, as special servicer

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

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B37 PSA, pursuant to which the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan are serviced. (see Exhibit 35.1)

35.11  Rialto Capital Advisors, LLC, as special servicer for the 469 7th Avenue mortgage loan and the Wells Fargo Center Tampa mortgage loan under the BMARK 2022-B37 PSA. (see Exhibit 35.9)

35.12  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 35.1)

35.13  3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA.

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan, and the Art Ovation Hotel mortgage loan are serviced. (see Exhibit 35.1)

35.15  3650 REIT Loan Servicing LLC, as special servicer for the Central States Industrial Portfolio mortgage loan, the Lakeshore Marketplace mortgage loan, and the Art Ovation Hotel mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 35.13)

35.16  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the Icon One Daytona mortgage loan is serviced. (see Exhibit 35.1)

35.17  3650 REIT Loan Servicing LLC, as special servicer for the Icon One Daytona mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 35.13)

35.18  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which the Bell Works mortgage loan is serviced. (see Exhibit 35.5)

35.19  KeyBank National Association, as special servicer for the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 35.5)

35.20  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 111 River Street mortgage loan is serviced. (see Exhibit 35.5)

35.21  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 35.5)

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

Date: March 31, 2025