Form 10-K
period 2025-12-31
BMO 2022-C3 Mortgage Trust
filed 2026-03-31
CIK 1942599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of October 1, 2022 (the “BMO 2022-C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 7, 2022, and filed by the registrant on October 7, 2022 under Commission File No. 333-255934-03, and is incorporated by reference herein). (see Explanatory Note 11)

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

Date: March 31, 2026